Form 10-K
period 2005-09-30
ANZ Capel Court LTD as Trust Manager for the Kingfisher Trust 2004-1G
filed 2005-12-23
CIK 1305439

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

                          or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

 Yes  [ ]     No [x]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes  [ ]     No [x]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  [X]     No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 Yes  [X]     No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

 Yes  [ ]     No [x]


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).

 Yes  [ ]     No [x]


DOCUMENTS INCORPORATED BY REFERENCE

Form 424B4 - Prospectus dated June 29, 2004
Filed June 29, 2004.

Form 8-K for the December 20, 2004 Payment Date
Form 8-K for the March 18, 2005 Payment Date
Form 8-K for the June 20, 2005 Payment Date
Form 8-K for the September 19, 2005 Payment Date

File No.333-113873-01
CIK: 1305439


The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust
Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Table of Contents

Part I

 - Item 1. Business
 - Item 2. Properties
 - Item 3. Legal Proceedings
 - Item 4. Submission of Matters to a Vote of Security Holders

Part II

 - Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 - Item 6. Selected Financial Data
 - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
 - Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk
 - Item 8. Financial Statements and Supplementary
           Data
 - Item 9. Changes in and Disagreements With
           Accountants on Accounting and Financial Disclosure
 - Item 9B. Other Information

Part III

 - Item 10. Directors and Executive Officers of the Registrant
 - Item 11. Executive Compensation
 - Item 12. Security Ownership of Certain Beneficial
            Owners and Management
 - Item 13. Certain Relationships and Related Transactions
 - Item 14. Principal Accountant Fees and Services

Part IV

 - Item 15. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


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


Item 3. Legal Proceedings.
The Registrant knows of no material legal proceedings involving the Issuer Trustee, the Servicer or the Registrant with respect to the Trust which were pending as of September 30, 2005, or as of the date of this report other than routine litigation incidental to the duties of the respective parties.

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

Item 6. Selected Financial Data.
The quarterly Investor Reports, which are required to be included with each quarterly distribution of the Trusts assets to Noteholders, set forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.
The Investor Reports for the Payment Dates in December 2004, March 2005, June 2005 and September 2005 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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


Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Providers were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

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

Item 9B. Other Information
None.


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

The following table sets forth
(i) the name and address of each entity owning any outstanding principal amount of the Class A Notes or Class B Notes;
(ii) the face value principal amount of the Class of Notes owned by each, if known, and
(iii) the percent that the face value principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes.

The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of
September 30, 2005. The Trust Manager is not aware of any
Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Class A Notes (2004-1G)


The Bank of New York
One Wall St.
New York, NY 10286
$375,000,000
37.50%

Citibank N.A.
425 PARK AVE 4TH
NEW YORK, NY  10022-3506
$161,350,000
16.14%


Comerica Bank
500 Woodward Avenue
Detroit, Michigan 48226
$810,000
0.08%


INVESTORS BANK & TRUST COMPANY
200 CLARENDON ST
BOSTON, MA  02116-5021
$10,520,000
1.05%


JP Morgan Chase Bank CCS2
270 Park Ave.
New York, NY 10017-2014
$40,000,000
4.00%

JP Morgan Chase Bank N.A.
270 Park Ave.
New York, NY 10017-2014
$145,000,000
14.50%


Mellon Trust of New England
1 Boston Pl
Boston, MA 02108-4407
$25,190,000
2.52%

UFJ Trust Company of New York
(212) 307-3400
666 5th Ave # 33
New York, NY 10103
$1,000,000
0.10%

NORTHERN TRUST COMPANY
50 South LaSalle St., M5
Chicago, IL 60675
$45,430,000
4.54%

STATE STREET BANK & TRUST COMPANY
225 FRANKLIN ST
BOSTON, MA  02110-2804
$195,700,000
19.57%


Class B Notes (2004-1G)

State Street Capital Pty Ltd
Level 37, 88 Phillip St
Sydney NSW Australia 2000
AUD 23,500,000
100.00%


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


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):
Incorporated herein as Exhibit 31 is the Civil Certification from the Principal Financial Officer.
The aggregate totals of the Investor Reports to the Trust for the fiscal year ended September 30, 2005, copies of the independent Auditor's Annual Servicer Compliance Certificate, Custodian Services Audit Report and Australia and New Zealand Banking Group Limited's Officer's Certificate Of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit 99.2, Exhibit 99.3 and
Exhibit 99.4 respectively.

(a) (3)  EXHIBITS
Designation	Description	             Method of Filing

Exhibit 31      Section 302 Certification               31
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Custodial Services Audit Report	        99.2
Exhibit 99.3	Independent Auditor's Annual
                Servicer Compliance Certificate         99.3
Exhibit 99.4    Annual Servicer Compliance Officer's
                Certificate                             99.4

(b) On December 21, 2004, March 24, 2005, June 21,
2005 and September 15, 2005 reports on form 8-K were filed by the Trust during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.




Exhibit 31

              Section 302 Certification

              Kingfisher Trust 2004-1G


I, Shane Buggle, Managing Director and Principal Financial
Officer of ANZ Capel Court Limited, certify that:

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







Signature: /s/ Shane Buggle
	_____________________________
	December 23, 2005

Title: Managing Director




Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR
     INVESTOR REPORT - KINGFISHER TRUST 2004-1G

                          Interest Periods          Collection Periods
From                     20 September 2004             1 September 2004
To                       19 September 2005               31 August 2005
No: of days                       364 days                     364 days

Principal & Coupon details

                                    Class A Notes           Class B Notes

Face Value                      USD 1,000,000,000.00      AUD 23,500,000.00
Opening Principal Balance         USD 932,732,691.66      AUD 23,500,000.00
Opening Note Factor                           0.9327                 1.0000
Base Rate (Average)            (USD LIBOR 3M) 2.7225%      (BBSW 3M) 5.5696%
Margin                                       0.13000%                0.5300%
Base Rate + Margin (Average)                  2.8525%                6.0996%
Interest Payment                   USD 23,123,026.09           1,430,239.04
Principal Payment                 USD 280,052,105.10                   0.00
Closing Principal Balance         USD 652,680,586.56      AUD 23,500,000.00
Closing Note Factor                           0.6527                 1.0000
Moody's Current Rating                           Aaa                    Aa2
S&P Current Rating                               AAA                     AA
Fitch Current Rating                             AAA                     AA


Foreign Exchange Rate         0.6860

Available Income               AUD 82,169,669.80
Total Available Funds          AUD 82,169,669.80
Trust Expenses                 AUD 76,882,419.57
Excess Income Distributed       AUD 5,287,250.23

Gross Principal Collections   AUD 420,806,225.53
Redraws Made                   AUD 12,567,005.28
Principal Distributed         AUD 408,239,220.25




Exhibit 99.2

           BDO Chartered Accountants Letterhead

               DOCUMENT CUSTODY AUDIT REPORT


To the Manager
Primary Markets Group
ANZ Capel Court
Level 6, 530 Collins Street,
MELBOURNE   VIC   3000



Scope

We have audited the control procedures of the Custodian in relation to its role as custodian as at 31 March 2005 in order to express an opinion about their effectiveness based upon the requirements of Section 7.5 of the Kingfisher Trust 2004-1G Supplemental Trust Deed.

Unless otherwise defined, terms and phrases have the same definition as those appearing in the Kingfisher Trust 2004-1G
Transaction Documentation.

The criteria required by Section 7.6 of the Deed are that:

(i) the purchased receivables and related securities forming part of the assets of the Trust are capable of identification and are distinguishable from the other assets of the Custodian;

(ii) controls exist such that the title documents relating to such purchased receivables and related securities may not be removed or tampered with except with appropriate authorisation;

(iii) an appropriate tracking system is in place and such that the location of the security packets containing the title documents in respect of the purchased receivables and related securities of the Trust can be detected at any time and the location of the title documents can be detected at any time; and

(iv) to confirm the accuracy of the Servicer's Statement in respect of the purchased receivables and related securities.

Our audit of the control procedures has been conducted in accordance with Australian Auditing Standard AUS 810 "Special Purpose Reports on the Effectiveness of Control Procedures" and accordingly included such tests and procedures as we considered necessary in the circumstances. These procedures have been undertaken to form an opinion whether, in all material respects, the control procedures in relation to the Custodian's role as custodian were adequately designed so as to achieve the criteria referred to above, and were operating effectively at the time of our audit.

This report has been prepared for distribution to the Trustee and Servicer for the purpose of monitoring the Servicer's custodial role. We disclaim any assumption of responsibility for any reliance on this report to any person other then those mentioned, or for any purpose other than that for which it is prepared.

Inherent Limitations

Because of the inherent limitations of any internal control structure it is possible that errors or irregularities may occur and not be detected. Further, the internal control structure, within which the control procedures that we have audited operate, has not been audited and no opinion is expressed as to its effectiveness.

An audit is not designed to detect all weaknesses in control procedures as it is not performed continuously throughout the period and the tests performed are on a sample basis.

Any projection of the evaluation of the control procedures to future periods is subject to the risk that the procedures may become inadequate because of changes in conditions, or that the degree of compliance with them may deteriorate.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion

In our opinion, based upon the criteria specified above, the rating for the Custodian is "good" as at 31 March 2005, as described in section 7.7 of the Supplementary Trust Deed of Kingfisher Trust 2004-1G.

BDO
Chartered Accountants



Robert D D Collie
Partner

Melbourne,     30 May 2005

CC:	Clare Heaton
	Perpetual Trustee Company Limited




Exhibit 99.3


                          KPMG Letterhead

Independent auditor's Annual Servicer Compliance Certificate to the Directors of ANZ Capel Court Limited (the Trust Manager)

Scope

We have reviewed Australia and New Zealand Banking Group Limited's (the "Servicer") activities for the purpose of determining its compliance with the servicing standards contained in the Master Servicer Deed dated 11 August 2000 (the "Document"), attached as Appendix 1, in relation to the Kingfisher Trust 2001-1G and the Kingfisher Trust 2004-1G (the "Trusts") for the year ended
30 September 2005.

We have reviewed the servicing standards contained in the Document to enable us to report on whether those servicing standards are similar to the Servicing Criteria detailed in paragraph 1122(d) of the United States Securities and Exchange Commission Regulation AB ("the Servicing Criteria").

The management of the Servicer is responsible for maintaining an effective internal control structure including internal control policies and procedures relating to the servicing of mortgage loans. We have conducted an independent review of the servicing standards included in Appendix 1, in order to express a statement on the Servicer's compliance with them to the Trust Manager.

Our review of the servicing standards has been conducted in accordance with Australian Auditing Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances.
In conducting our review we have also had regard to the guidance contained in the Servicing Criteria. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there have been significant deficiencies in the Servicer's compliance with the servicing standards contained in the Document for the year ended
30 September 2005.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

Statement
Based on our review:

* nothing has come to our attention to indicate that there have been any significant deficiencies in Australia and New Zealand Banking Group Limited's compliance with the servicing standards contained in the Document, attached as Appendix 1, in respect of the Trusts for the year ended 30 September 2005; and

* the servicing standards contained in the Document for the Trusts are similar to the minimum servicing standards contained in the Servicing Criteria except for:

- The Document does not impose any servicing standard on the Servicer to maintain a fidelity-bond and errors and omissions policy. However as a matter of commercial necessity and prudent risk management, the Servicer does maintain a Comprehensive Crime and Civil Liability insurance policy. The precise insured amount is commercial in confidence.

- The Document contains no servicing standards relating to investor reports, investor remittances and filing of reports with the Securities and Exchange Commission. The Trust Manager is responsible for co-ordinating the investor remittances and under cl.17.2 of the Trusts' Note Trust Deed, the Trust Manager carries out the preparation and distribution of investor reports and filing of reports with the Securities and Exchange Commission. The Servicer is not responsible for investor remittances, the preparation of investor reports or filing of reports with the Securities and Exchange Commission.

- Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt. The Document does not contain an equivalent standard to this Servicing Criteria because the risks anticipated by this standard are fully mitigated because the Servicer is itself a government regulated bank with an acceptable credit rating and it has effective systems for tracking and segregating the collections received in its general ledger accounts that relate to each asset backed securities program it services.

- The Document contains no servicing standards relating to funds held on trust for an obligor or Escrow Funds because it is not relevant. In Australia, the mortgagee or Servicer does not become a trustee of any funds for an obligor or become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

- Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty
  (30) calendar days prior to these dates. The Document does not contain an equivalent standard to this Servicing Criteria because it is not relevant. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

- Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.


KPMG


Michelle Somerville
Partner
Melbourne, Australia
22 December 2005



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





Exhibit 99.4

                 ANZ Mortgages Letterhead

21st December, 2005


The Directors
ANZ Capel Court Ltd
C/- Level 6, 100 Queen Street
Melbourne Vic 3000



Dear Sirs,

Re: Back-Up Certification
    Annual Servicer Compliance Officer's Certificate
    Section 302 Certification - Paragraph 4.

The undersigned, a duly authorized representative of Australia and New Zealand Banking Group Limited, as Servicer (the "Servicer"), pursuant to the Master Servicing Deed - Kingfisher Master Trusts between the Issuer Trustee, Servicer and the Trust Manager], dated 11 August 2000 (the "Master Servicing Deed"), does hereby certify that:

1. Capitalized terms used but not defined in this Officer's
   Certificate have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in this Officer's Certificate.

2. As of the date hereof, Australia and New Zealand Banking
   Group Limited is the Servicer of the Kingfisher Trust
   2001-1G and the Kingfisher Trust 2004-1G (the "Trusts").

3. This Officer's Certificate is delivered pursuant to the Master Servicing Deed.

4. A review of the activities of the Servicer during the calendar year ended 30 September 2005 and of its performance under the pooling and servicing, or similar, agreement was made under my supervision.

5. Based on such review, to my knowledge, the Servicer has fulfilled its obligations under the pooling and servicing, or similar, agreement relating to the Trusts (including the Kingfisher Master Trusts - Master Trust Deed, the Master Servicing Deed and the Supplemental Deeds relating to each Trust) throughout such calendar year, except as set forth in paragraph 6 below.

6. The following is a description of any exceptions to paragraph 5 above: Nil.

IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Officer's Certificate this 21st day of December 2005.

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

(Registrant) ANZ Capel Court Limited
as Trust Manager for the Kingfisher Trust 2004-1G
____________________________________________________







By /s/ Shane Buggle - Managing Director
____________________________________________________
December 23, 2005




Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






By /s/ Shane Buggle - Managing Director
____________________________________________________
December 23, 2005







By /s/ Rick Moscati - Director
____________________________________________________
December 23, 2005